Form 10KSB
period 2003-12-31
BAROQUE CORP
filed 2004-12-10
CIK 1088796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission File Number: 0-26407


                               BAROQUE CORPORATION
        (Exact name of small Business Issuer as specified in its charter)


           DELAWARE                                      52-2174897
           --------                                      ----------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

    7050 Village Drive, Suite F
    Buena Park, CA                                         90621
    ---------------------------                            -----
    (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (714) 522-8255

  Securities registered under Section 12(b) of the Exchange Act: Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

There are no shares of Common Stock of the registrant issued and outstanding on the date of this report which are not held by directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

As of December 8 2004 there were 5,000,000 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               BAROQUE CORPORATION
                                   Form 10-KSB
                      For the Year Ended December 31, 2003

ITEM 1.  BUSINESS............................................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 8

ITEM 3.  LEGAL PROCEEDINGS.................................................... 8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............. 8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7.  FINANCIAL STATEMENTS.................................................12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................12

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................13

ITEM 10. EXECUTIVE COMPENSATION...............................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16

ITEM 13. EXHIBITS.............................................................16

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................18

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT.

On June 7, 1999, Baroque Corporation ("us" or "we") was incorporated under the laws of the State of Delaware to serve as a vehicle to effect a merger, participate in an exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. We are a wholly owned subsidiary of Quik-Pix,Inc. Since the date of incorporation, we have not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. Since the date of incorporation, we have not been a party to any bankruptcy, receivership or similar proceeding.

We are currently in the process of looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, our management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, our management has not yet identified a business to complete such a transaction with and we have not entered into any binding agreements for an acquisition or merger. There is no guarantee that management will be successful in finding any such opportunity.

BUSINESS OF THE COMPANY.

Since the date of our incorporation, other than issuing shares to our shareholder, we have not conducted any business or operations. Accordingly, we have no principal products or services, no distribution methods for any products or services, no competitive business, no sources and availability of any raw materials, no dependence upon any major customers, no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, no need for any governmental approval for any principal products or services, and no existing or probable governmental regulations on our business. If and when we are able to successfully consummate a merger or acquisition, we expect that one or more of the foregoing items will apply to the combined company.

During the last two fiscal years, we have not incurred any costs related to research and development activities. We do not receive any cash flow and, unless and until we may close an acquisition or merger, we expect that we will incur minimal future operating costs. We have not incurred any costs or suffered any effects in connection with the compliance of federal, state and local environmental laws.

Our primary activity has involved and will involve seeking candidates for merger or acquisition. We have not yet selected any company for acquisition or merger, and we do not intend to limit potential candidates to any particular field or industry. Our plans are in the conceptual stage only.

The proposed business activities described herein classify us as a "blank check" or "shell company", the sole purpose of which at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to make any offering of or undertake any efforts to cause a trading market to develop in, our securities until such time as we have successfully implemented our business plan described herein. However, if we ever were to facilitate the eventual creation of a public trading market in our outstanding securities prior to effecting an acquisition or merger with an operating company, our trading, securities would be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule would affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor. Furthermore, under applicable federal securities laws and regulations, offerings of blank check companies must be made only through certain escrow deposit requirements, and we will not be afforded the protections of the safe harbor for forward looking statements in our SEC-filed documents either as a blank check company or while our stock is classified as a penny stock. See: Risk Factors.

EMPLOYEES.

We have three employees. Our current employees are Stephen J. Fryer as the Chief Executive Officer and Treasurer, Robert A. Dietrich, as our Chief Financial Officer, and John Capezzuto, our Secretary. These employees devote as much time as they determine is necessary to carry out our affairs.

RISK FACTORS.

Prospective investors should consider carefully the risk factors set out below.

      We have no operating history.

Since the date of incorporation, we have not had any operations other than issuing shares to our shareholders. Accordingly, we have no historical financial information or operating history upon which investors may base an evaluation of our performance or make an informed decision regarding an investment in shares of our common stock.

      We have limited resources and no present source of revenues.

We have limited resources and have had no revenues to date. In addition, we will not achieve any revenues until, at the earliest, the consummation of a merger, acquisition or other business combination. Moreover, there can be no assurance that at the time of the consummation of any such merger or acquisition, or at any time thereafter, we will derive any material revenues from its operations or operate on a profitable basis. Further, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, we will only invest its funds prior to a merger or acquisition in limited investments which do not trigger Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our desired business objectives.

      We will need additional financing to achieve our goals and objectives.

We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our currently available funds prove to be sufficient to pay for our limited operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds may not be sufficient to enable us to exploit that opportunity. Thus, our ultimate success will depend, in part, upon our ability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds are expected to be provided by our principal shareholders. However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit any business opportunity, and will not do so until we have determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source (including our existing shareholder) or, if available, that it can be obtained on terms acceptable to us. If not available, our operations will be limited to only those that can be financed with our modest capital.

      We face substantial competition in our efforts to locate attractive business opportunities.

We expect to encounter substantial competition in our efforts to locate attractive merger or acquisition opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, other blank check companies and wealthy individuals. Many of these entities will have significantly greater experience, financial and other resources and managerial capabilities than we do and will therefore be in a better position than we are to obtain access to attractive business opportunities.

      Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which we have had no or limited direct prior experience, risks of undisclosed liabilities and the potential loss of key employees of the acquired company.

We have not yet engaged in an acquisition of another domestic or foreign business. Acquisitions generally entail substantial risks, including difficulties in the assimilation of operations, technologies, products and managements of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, risks of undisclosed liabilities and the potential loss of key employees, customers  or  other  key  business  relationships  by the  acquired  companies.
Moreover, there can be no assurance that the anticipated benefits of an acquisition will ever be realized by us. There can be no assurance that we will be effective in identifying and effecting attractive acquisitions or assimilating acquisitions. Future acquisitions by us could result in, the potentially dilutive issuance of equity securities, the incurrence of substantial debt, the assumption of unknown liabilities and the forced amortization of expenses related to goodwill and other intangible assets, all of which could materially adversely affect our future business, financial condition and results of operations.

      We can provide no assurance of success or profitability from any business opportunity we may engage in.

There can be no assurance or guarantee that we will ever acquire a favorable business opportunity. Even if we are able to identify and become involved in a business opportunity, there can be no assurance that it will ever generate meaningful revenues or any profits, or that the market value of our outstanding shares will be increased thereby.

      We have not entered into any agreement, and have no commitment regarding, any business opportunity, and therefore cannot provide any specific guidance on anticipated business risks.

We have not formed any commitment to enter into or acquire any specific merger, acquisition or other business opportunity. As a result, we are only able to make non-specific disclosures concerning the risks and hazards of acquiring a business opportunity generally, rather than providing more precise disclosures with respect to the specific risks and hazards relating to investment in a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity with which we may become involved to be early stage, in need of capital, without substantial operations in place and, accordingly, highly risky.

      Even if we are able successfully to consummate a business opportunity, the resulting operations may still lack diversification.

Because of the limited financial resources that we have, it is unlikely that we will be able to engage in multiple opportunity, or to diversify our acquisitions or business operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within only one particular business section or industry and therefore increase the risks associated with our investment and the resulting operations.

      We may be subject to substantial government regulations following any merger or acquisition.

Any acquisition we engage in made may be of a business that is subject to substantial regulation or licensing by federal, state, local or foreign authorities having jurisdiction over the industry or type of business in which we will be conducting operations. Compliance with such regulations and licensing can be expected to be time-consuming and expensive, and may limit our ability to consider or undertake other investment opportunities.

      In entering into any business transaction or opportunity we identify, and/or in maintaining its subsequent business operations, we may need to create highly-leveraged situations.

There is a possibility that any acquisition of a business opportunity by us may be highly leveraged, meaning we may finance the acquisition of such business opportunity by borrowing against the assets of the business opportunity to be acquired, as well as against the projected future revenues or profits of the business opportunity. Such transactions are inherently more risky than non-leveraged ones, and could increase our exposure to high interest rates, foreclosures and large losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Furthermore, even if we are able to acquire a business without leverage, the maintenance of its operations may require future borrowings against our assets and earnings. Failure to make payments on the debt incurred to purchase or maintain the business opportunity could result in the loss of a portion or all of the assets acquired. There can be no assurance that we will be able to make any future acquisition without leverage, or that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses incurred.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock vesting the target company's shareholders with voting control and the substantial majority of our equity. In conjunction with such a transaction, our current officers, directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of our company by its current shareholders. As a result, the acquired company's stockholders would control us, and it is foreseen that they would replace the Company's management with persons who are unknown at this time.

      We are dependent upon our existing management to identify and undertake a suitable transaction with a potential merger or acquisition candidate, and our controlling shareholder has the ability to approve or disapprove any such proposed transaction.

We are entirely dependant upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our ultimate business plan and operations. It is possible that, from time to time, such persons will not be able to devote their full time and attention to this task. Because investors will not be able to evaluate the merits of our possible future business acquisitions, they should critically assess the information concerning our officers and directors. (See: Management). Furthermore, Quik-Pix, Inc., which owns one hundred percent (100%) of our outstanding common stock as of the date of this Report, has sufficient voting control to approve or disapprove any proposed transaction without further action by any party.

      Any  transaction   which  we  undertake  will  require  audited  financial
      statements which are expensive and time consuming to produce, but without which we cannot proceed to a merger or acquisition.

We will require audited financial statements from any business that we propose to acquire, consistent with all applicable requirements of the SEC. Since we are subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we will be required to include audited financial statements in our required periodic filings for any existing business or operating assets it may acquire. In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements would be likely to discourage broker-dealers from agreeing to make a market in our securities. Finally, without audited financial statements, we will almost certainly be unable to offer securities under a Registration Statement pursuant to the Securities Act of 1933, and our ability to raise capital would be significantly limited. Consequently, acquisition or merger candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements will not be considered by our management to be appropriate for acquisition.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings and, to the best of our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 8, 2004, we had 5,000,000 shares of common stock issued and outstanding, all of which are held by 1 stockholder of record, Quik-Pix, Inc.

DIVIDENDS

We have not paid dividends on our common or preferred stock, and we do not anticipate paying dividends on our common or preferred stock at any time in the foreseeable future. We currently anticipate that we will retain any earnings for use in the development of our business. Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors, if any.

We currently do not have in place any equity compensation plans for the issuance of any securities.

RECENT SALES OF UNREGISTERED SECURITIES

For the past three years, we have not sold any shares of our common or preferred stock that have not been registered on a registration statement with the SEC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be taken into serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as a blank check company and an issuer of penny stocks. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the other factors referenced elsewhere in this Report, those discussed under the heading "Risk Factors" earlier in this document.

PLAN OF OPERATION.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of being a publicly-reporting corporation. At this time, we have not entered into nor formally committed to any proposal, agreement, understanding or arrangement to acquire, merge or combine with any specific business or company.

We will not limit our efforts to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of our discretion to search for and enter into one or more potential business opportunities.

We may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary, and such financing might occur prior to, during or after such an acquisition. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any business transaction, nor to influence the company following any such transaction. Our proposed business is sometimes referred to as a "blind pool", because investors will entrust their investment monies to our management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, our potential success is heavily dependent on our management, which will have unlimited discretion in searching for and entering into a business opportunity. Our current management will likely not have had any real experience in the industry sections applicable to any proposed business we may enter into. There can be no assurance that we will be able to raise any funds in private placement or other fundraising efforts, or that any business transaction will ultimately ever take place.

RESULTS OF OPERATION.

During the period from June 7, 1999 (inception) through December 31, 2003, we have engaged in no significant operations other than organizational activities, preparation for registration of our securities under the Exchange Act, and issuance of shares to our sole shareholder. No revenues were received by us during this entire period.

For the current fiscal year, we anticipate incurring a loss as a result of organizational expenses, expenses associated with registration under the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is actually completed with an acquisition candidate, we will generate no revenues (other than possible interest income), and we may continue to operate at a loss even after completing a business transaction, depending upon the performance of the acquired business and its financial condition at and after the completion of any such transaction.

LIQUIDITY AND FINANCIAL RESOURCES

Since the date of our incorporation, we have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of December 31, 2003 reflects a current and total assets of $1,565.

We will carry out our plan of business as discussed in this Report. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination, or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire or merge with.

NEED FOR ADDITIONAL FINANCING

We believe that our existing capital and our available trade terms with our vendors will be sufficient to meet our immediate cash needs for a period of approximately one year. Accordingly, in the event we are not able to complete a business combination during this period, we anticipate that our existing capital will be insufficient to allow us to accomplish the goal of completing a business combination without receipt of further invested capital and/or loans. There can be no assurance, however, that our available funds will ultimately prove to be adequate to allow us to complete a business combination even in less than a year's time, and once a business combination is completed, our needs for additional financing are likely to increase substantially.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

The discussion contained herein has been prepared by our management and is based upon existing law as contained in the Internal Revenue Code, as amended, United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed by us prior to the date thereof, and could contain provisions having an adverse affect upon us and our shareholders. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Although we do not participate in such transactions at this time, we are currently evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. We are currently evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105 "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. As of the date hereof, we have not yet completed our evaluation of SAB 105, but we do not anticipate a material impact on our financial statements.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

As a "blank check" company and one which issues "penny stocks", we are not entitled to rely upon the "Safe Harbor" provisions adopted by the SEC under the Exchange Act.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the financial statements and financial statement schedules included with this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and believe that our disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of December 8, 2004, are as follows:

Name                         Age          Position
----                         ---          --------

Stephen J. Fryer             66           Chief Executive Officer, Treasurer and
                                          Chairman of the Board of Directors

Robert A. Dietrich           59           Chief Financial Officer

John Capezzuto               58           Secretary and Director


Set forth below is a brief description of the background and business experience for the past five years of each of our executive officers and directors.

STEPHEN J. FRYER (CEO, TREASURER AND DIRECTOR). Since July 2002, Mr. Fryer has served as a member of our Board of Directors, Treasurer and Secretary and was duly elected to serve as our Chief Executive Officer in June 2004. From December 2002 to the present, Mr. Fryer also has been employed as an investment banker with Grant Bettingen, Inc. From April 2001 to December 2002, Mr. Fryer served as President of Fryer & Associates, his own investment banking firm. From December 1998 to April 2001, Mr. Fryer served as President, Chief Executive Officer and as a Chairman of the Board of Directors of Pen Interconnect (PENC) (OTC:BB), a company which was formerly involved with contract manufacturing. Mr. Fryer was also a founder and served as Chief Executive Officer and President of World Comnet, Inc. (WCN), which went public on the Vancouver Stock Exchange. Mr. Fryer also served as a Managing Director of Ventana International, Inc., a venture capital and boutique investment-banking firm with over $150 million in capital. Mr. Fryer is a graduate of the University of Southern California from which he received a bachelors degree in Mechanical Engineering in 1960. Mr. Fryer also attended Arizona State University to study economics.

ROBERT A. DIETRICH (CHIEF FINANCIAL OFFICER, DIRECTOR). Mr. Dietrich has served as a director of Delrada Corp since January 2000 and currently serves on the Audit Committee of our Board. For a period of time during 2002, he served as Chief Accounting Officer and President of Source One Group, Inc., a subsidiary of Imaging Technologies Corporation. He is currently an Officer, Director and Founder of Modofood USA, Inc., a privately held food technology enterprise. In addition, he currently serves as the CFO for InnoFood, LLC, a food technology enterprise and as well as BioGentec, Inc., also a food technology enterprise. In 1998 he helped found Cyber Air Communications, Inc., and served as a Director and President of that company until 2002. Mr. Dietrich has been performing investment banking and consulting services for clients since 1990. He is an accounting graduate from Notre Dame and possesses an MBA from the University of Detroit. He possesses a CPA certificate from Illinois.

JOHN CAPEZZUTO (DIRECTOR). Mr. Capezzuto currently serves as a member of our Board of Directors, a position he has held since March 2000. From March 2000 to June 2004, Mr. Capezzuto also served as our President, Treasurer and Secretary. In addition, from 1981 to the present, Mr. Capezzuto has served as the CEO of our parent company, Quik Pix, Inc.

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. We have not yet received copies of any such forms and believes that during the fiscal year ended December 31, 2003, no such filing requirements that are required to be made by our officers, directors and persons holding more than ten percent of our securities were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to Mr. Fryer, Mr. Dietrich and Mr. Capezzuto, comprising all of the directors and executive officers of Baroque Corporation (our "named executive officers",) for all services rendered to us in all capacities during the fiscal years ended December 31, 2003 and 2002.

                                                                  SUMMARY COMPENSATION TABLE

                                                                             ------------------------------------------
                                                                                        Long Term Compensation
                                                                             ------------------------------------------
                                          Annual Compensation                            Awards              Payouts
                              ---------------------------------------------  ----------------------------- ------------
                                                                                           Securities                   All
                                                               Other         Restricted    underlying      LTIP Payouts Other
                              Year     Salary (1)    Bonus     Compensation  Stock Awards  Options/SARS(#)              Compensation
                                                                             ($)
                              ------------------------------------------------------------------------------------------------------
Stephen J. Fryer              2003     --            --        --            --            --              --           --
Chief Executive Officer,      2002     --            --        --            --            --              --           --
Treasurer, Chairman of the
Board of Directors
                              ------------------------------------------------------------------------------------------------------
Robert Dietrich               2003     --            --        --            --            --              --           --
Chief Financial Officer       2002     --            --        --            --            --              --           --
                              ------------------------------------------------------------------------------------------------------
John Capezzuto                2003     --            --        --            --            --              --           --
Secretary, Director           2002     --            --        --            --            --              --           --

(1) The annual salary column above represents salaries paid and accrued for the years ended December 31, 2002 and 2003, respectively, for each of Mr. Fryer, Mr. Dietrich and Mr. Capezzuto.

      a. Mr. Fryer has not ever, and does not currently, receive from us any compensation of any kind, nor is he owed any money as deferred payments for either of the fiscal years ended December31, 2003 or 2002.

      b. Mr. Dietrich has not ever, and does not currently, receive from us any compensation of any kind. Mr. Dietrich was not elected as an executive officer and director of Baroque Corporation until June 2004 and, accordingly, he is not owed any money as deferred payments for either of the fiscal years ended December 31, 2003 or 2002.

      c. Mr. Capezzuto has not ever, and does not currently, receive from us any compensation of any kind, nor is he owed any money as deferred payments for either of the fiscal years ended December 31, 2003 or 2002.

STOCK OPTION GRANTS.

We did not grant any stock options to our named executive officers during the fiscal year ended December 31, 2003. We have also not granted any stock options to our named executive officers since December 31, 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2003. No stock options have been exercised by our named executive officers since December 31, 2002.

EMPLOYMENT AGREEMENTS.

We currently do not have any employment agreements with any of our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

==================================================================================================================================
                                               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Number of securities remaining
                                          Number of securities to be       Weighted-average        available for future issuance
                                           issued upon exercise of        exercise price of       under equity compensation plans
                                        outstanding options, warrants    outstanding options,   (excluding securities reflected in
                                                  and rights             warrants and rights                column (a))

             Plan category                           (a)                         (b)                            (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                --                          --                             --
security holders
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved               --                          --                             --
by security holders
----------------------------------------------------------------------------------------------------------------------------------
Total                                                --                          --                             --
==================================================================================================================================

We have not adopted any form of equity compensation plan, and accordingly, have not authorized the issuance of any securities under any such plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares indicated.

                                                              AMOUNT AND NATURE      PERCENT OF
TITLE OF CLASS           NAME OF BENEFICIAL OWNER(1)            OF OWNERSHIP          CLASS(2)
 Common Stock                  Quik-Pix, Inc.                    5,000,000             100%
                                                             --------------------------------------
 Common Stock       All Officers and Directors as a Group            0                  0%
                                                             --------------------------------------

      (1) the address for Quik-Pix, Inc. is 7050 Village Drive, Suite F, Buena Park, California 90621.

      (2)   based on 5,000,000 shares outstanding as of date of this Report.

No shares of our preferred stock are currently issued and outstanding as of the date of this Report.

To our best knowledge, the person listed above has full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, and/or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be the beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within sixty (60) days from the date this Report is filed (such as through the exercise of options or warrants to purchase our common stock or through the conversion of convertible stock or notes).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS.

(a) The following documents are filed as part of this report.

      1. FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS                                               Page
         --------------------                                               ----

         Independent Auditors' Report                                        F-1
         Balance Sheets                                                      F-2
         Statements of Operations                                            F-3
         Statement of Changes in Stockholders' Equity                        F-4
         Consolidated Statements of Cash Flows                               F-5
         Notes to Financial Statements                                       F-6

      2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. EXHIBITS

EXHIBIT NUMBER    DESCRIPTION
---------------   -----------

3.1               Certificate of Incorporation of Baroque Corporation (1)

3.2               Bylaws of Baroque Corporation (1)

4.1               Specimen Stock Certificate of Baroque Corporation (2)

10.1 Agreement with an effective date of June 7, 1999 between Baroque Corporation and TPG Capital Corporation (2)

10.2 Letter Agreement dated October 13, 1999 between Baroque Corporation and TPG Capital Corporation (2)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1 Correspondence dated November 4, 1999 from Lee W. Cassidy to Peggy Fisher (Securities and Exchange Commission)(2)

 *    Filed herewith.
(1) Filed as an exhibit to a registration statement on Form 10-SB filed on June 17, 1999.
(2) Filed as an exhibit to a registration statement on Form 10-SB originally filed on June 17, 1999 and as amended on November 8, 1999.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                          F-1

BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002                       F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002 AND FOR THE PERIODS FROM
JUNE 7, 1999 (INCEPTION) THROUGH DECEMBER 31, 2003                    F-3

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM JUNE 7, 1999 (INCEPTION) TO
DECEMBER 31, 2003                                                     F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM
JUNE 7, 1999 (INCEPTION) TO DECEMBER 31, 2003                         F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 - F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Baroque Corporation

We have audited the accompanying balance sheets of Baroque Corporation (the "Company") (a wholly-owned subsidiary of Quik-Pix, Inc. and a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the years then ended and for the period from June 7, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Baroque Corporation (a wholly-owned subsidiary of Quik-Pix, Inc. and a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from June 7, 1999 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 3, 2004

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                                                           DECEMBER 31,    DECEMBER 31,
                                                                              2003             2002
                                                                           ------------    ------------
CURRENT ASSETS
Cash                                                                       $      1,565    $        146
                                                                           ------------    ------------
     Total Current Assets                                                         1,565              --
                                                                           ------------    ------------
TOTAL ASSETS                                                               $      1,565    $        146
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Due to Quik-Pix, Inc.                                                      $      1,419    $         --
                                                                           ------------    ------------
     Total Current Liabilities                                                    1,419              --
                                                                           ------------    ------------
TOTAL LIABILITIES                                                          $      1,419    $         --
                                                                           ============    ============

STOCKHOLDER'S EQUITY
Preferred Stock, $.0001 par value,
 20,000,000 shares authorized, no shares
 issued and outstanding                                                              --              --
Common Stock, $.0001 par value, 100,000,000 shares authorized,
 5,000,000 shares issued and outstanding                                            500             500
Additional paid-in capital                                                        4,830           4,830
Deficit accumulated during development stage                                     (5,184)         (5,184)
                                                                           ------------    ------------
     Total Stockholder's Equity                                                     146             146
                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $      1,565    $        146
                                                                           ============    ============

                 See accompanying notes to financial statements.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                            FOR THE        FOR THE     JUNE 7, 1999
                                                           YEAR ENDED    YEAR ENDED   (INCEPTION) TO
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003          2002           2003
                                                          ------------   -----------    -----------
Revenues                                                  $         --   $        --    $        --

Expenses
   Executive services contributed by president                      --            --          3,500
   Organization expense                                             --            --            580
   Professional fees                                                --            --            750
   Miscellaneous expenses                                           --           354            354
                                                          ------------   -----------    -----------
     Total Expenses                                                 --           354          5,184
                                                          ------------   -----------    -----------

NET LOSS                                                  $         --   $      (354)   $    (5,184)
                                                          ============   ===========    ===========

NET LOSS PER SHARE-BASIC AND DILUTED                      $        --    $        --
                                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND
DILUTED                                                     5,000,000      5,000,000
                                                          ===========    ===========

                 See accompanying notes to financial statements.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
        FOR THE PERIOD FROM JUNE 7, 1999 (INCEPTION) TO DECEMBER 31, 2003

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional      During
                                                   Common Stock Issued     Paid-In      Development
                                                    Stock      Amount      Capital         Stage         Total
                                                  ---------------------   ---------     -----------    ---------
Common stock issuance                             5,000,000   $     500   $      --     $      --      $     500

Fair value of services and expenses contributed          --          --       4,830            --          4,830

Net loss, December 31, 1999                              --          --          --        (4,830)        (4,830)

Net loss, December 31, 2000                              --          --          --            --             --

Net loss, December 31,2001                               --          --          --            --             --
                                                  ---------   ---------   ---------     -----------    ---------

Balance, December 31, 2001                        5,000,000         500       4,830        (4,830)           500

Net loss, December 31, 2002                              --          --          --          (354)          (354)
                                                  ---------   ---------   ---------     -----------    ---------

Balance, December 31, 2002                        5,000,000         500       4,830        (5,184)           146

Net loss, December 31, 2003                              --          --          --            --             --
                                                  ---------   ---------   ---------     -----------    ---------

BALANCE, DECEMBER 31, 2003                        5,000,000   $     500   $   4,830     $  (5,184)     $     146
                                                  =========   =========   =========     ===========    =========

                 See accompanying notes to financial statements.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE PERIOD
                                                                                       FROM
                                                      FOR THE YEAR  FOR THE YEAR   JUNE 7, 1999
                                                          ENDED        ENDED      (INCEPTION) TO
                                                      DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                          2003         2002            2003
                                                      ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                             $         --  $       (354) $       (5,184)
                                                      ------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                           --            --              --
                                                      ------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Due to related party                                    1,419            --           1,419
                                                      ------------  ------------  --------------

          Net Cash Provided By Financing Activities          1,419            --           1,419
                                                      ------------  ------------  --------------

INCREASE (DECREASE) IN CASH                                  1,419          (354)         (3,765)

CASH - BEGINNING OF PERIOD                                     146           500           5,330
                                                      ------------  ------------  --------------

CASH - END OF PERIOD                                  $      1,565  $        146  $        1,565
                                                      ============  ============  ==============

                 See accompanying notes to financial statements.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) ORGANIZATION AND BUSINESS OPERATIONS

      Baroque   Corporation  ("the  Company")  (A  wholly-owned   subsidiary  of
      Quik-Pix, Inc and a development stage company) was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

      The Company's ability to operate is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      (B) DEVELOPMENT STAGE ENTERPRISE

      As of December 31, 2003, Baroque Corporation was a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company devoted substantially all of its efforts to its formation. All losses accumulated since inception are considered to be a part of the Company's development stage activities.

      (C) USE OF ESTIMATES

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

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

      (D) CASH

      Cash consists of cash on deposit held by financial institutions.

      (E) CONCENTRATION OF CREDIT RISK

      The Company places its cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2003 and 2002, the Company did not have any uninsured cash.

      (F) LOSS PER COMMON SHARE

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

      (G) INCOME TAXES

      The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2003 and 2002.

      (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

      For the Company's financial instruments, including cash, the carrying amounts approximate fair value.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

      (I) RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into ormodified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

      In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

      In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, entity;

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

      (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105 "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

      SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 STOCKHOLDER'S EQUITY

      (A) PREFERRED STOCK

      The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences may be determined from time to time by the Board of Directors.

      (B) COMMON STOCK

      The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company originally issued 5,000,000 shares of its common stock to TPG Capital Corporation pursuant to Rule 506 for an aggregate consideration of $500.

      On March 21, 2000, pursuant to an agreement and plan of reorganization (the "Acquisition"), Quik-Pix, Inc. ("QPI") acquired all the outstanding shares of common stock of Baroque Corporation from the shareholder thereof in exchange for an aggregate of 410,510 shares of common stock of QPI. As a result, Baroque became a wholly-owned subsidiary of QPI. The Acquisition was effective on March 22, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(A)(1)(b) of the Internal Revenue Code of 1986, as amended.

      (C) ADDITIONAL PAID-IN CAPITAL

      Additional paid-in capital at December 31,2003 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital (the former owner of the Company) on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Weinberg & Company P.A. to serve as its independent auditors for the years ended December 31, 2003 and 2002. We have not retained the services of any other independent auditors.

During 2003 and 2002, Weinberg & Company, P.A. provided no auditing services to us, and accrued fees owed to Weinberg & Company, P.A. by us are as follows:

AUDIT FEES

 2003            2002
------          ------
$0.00           $0.00

AUDIT RELATED FEES

 2003            2002
------          ------
$0.00           $0.00

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Weinberg & Company P.A in connection with statutory and regulatory filings or engagements.

TAX FEES

 2003            2002
------          ------
$0.00           $0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES

 2003            2002
------          ------
$0.00           $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAROQUE CORPORATION


By:  /s/
     -----------------------------------
     Stephen J. Fryer
     Chief Executive Officer, Director
     Date: December 9, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/
     -----------------------------------
     Stephen J. Fryer
     (Principal Executive Officer)
     Director
     Date: December 9, 2004


By:  /s/
     -----------------------------------
     Robert Dietrich
     (Principal Financial Officer and Principal Accounting Officer)
     Date: December 9, 2004


By:  /s/
     -----------------------------------
     John Capezzuto
     Director
     Date: December 9, 2004