Form 10QSB
period 2004-03-31
BAROQUE CORP
filed 2005-02-11
CIK 1088796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended : MARCH 31, 2004

  [_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                         Commission File Number 0-26407

                               BAROQUE CORPORATION

        (Exact name of small business issuer as specified in its charter)



        DELAWARE                                          52-2174897
        --------                                          ----------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


                           7050 Village Drive, Suite F
                          Buena Park, California 90621

               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (714) 522-8255


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 shares of $.0001 par value common stock as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                               BAROQUE CORPORATION

                                      INDEX

PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      CONDENSED BALANCE SHEETS.................................................3
      CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)...........................4
      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE THREE
      MONTHS ENDED MARCH 31, 2004 (UNAUDITED)..................................5
      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)...........................6
      NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF MARCH 31, 2004...........7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........9
   ITEM 3. CONTROLS AND PROCEDURES............................................12
PART II - OTHER INFORMATION...................................................13
   ITEM 1.  LEGAL  PROCEEDINGS................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
   ITEM 5.  OTHER INFORMATION.................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................13
SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                             MARCH 31,            DECEMBER 31
                                               2004                  2003
                                           -----------            -----------
                                           (UNAUDITED)
                                           -----------            -----------
CURRENT ASSETS
Cash                                       $       --             $     1,565
                                           -----------            -----------
     Total Current Assets                                               1,565
                                           -----------            -----------

                                           ===========            ===========
TOTAL ASSETS                               $       --             $     1,565
                                           ===========            ===========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Due to Parent, Quik-Pix, Inc.              $       --             $     1,419
                                           -----------            -----------
     Total Current Liabilities                     --                   1,419
                                           -----------            -----------
TOTAL LIABILITIES                                  --                   1,419
                                           -----------            -----------

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized, no shares
issued and outstanding                             --                      --
Common Stock, $.0001 par value,
  100,000,000 shares authorized,
  5,000,000 shares issued and outstanding         500                     500
Additional paid-in capital                      4,830                   4,830
Deficit accumulated during development stage   (5,330)                 (5,184)
                                               -------                 -------
     Total Stockholder's Equity                    --                     146
                                               -------                 -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                      $       --             $     1,565
                                               =======                 =======


             See accompanying notes to condensed financial statement

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                       FOR THE PERIOD
                                                         FOR THE                   FOR THE            FROM JUNE 7, 1999
                                                       THREE MONTHS           THREE MONTHS ENDED       (INCEPTION) TO
                                                     ENDED MARCH 31,              MARCH 31,               MARCH 31,
                                                           2004                      2003                   2004
                                                     -----------------        -----------------       -----------------
Revenues                                             $              --        $              --       $              --

Expenses
   Executive services contributed by president                      --        $              --                   3,500
   Organization expense                                             --                       --                     580
   Professional fees                                                --                       --                     750
   Miscellaneous expenses                                          146                       --                     500
                                                     -----------------        -----------------       -----------------
     Total Expenses                                                146                       --                   5,330
                                                     -----------------        -----------------       -----------------
NET LOSS                                             $            (146)       $              --       $          (5,330)
                                                     =================        =================       =================

NET LOSS PER SHARE-BASIC AND DILUTED                 $              --        $              --
                                                     =================        =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC AND
DILUTED                                                      5,000,000                5,000,000
                                                     =================        =================


            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


                                                                                                   Deficit
                                                                                                 Accumulated
                                                 Common Stock Issued            Additional         During
                                                Shares          Amount           Paid-In         Development        Total
                                                                                 Capital            Stage
                                          -------------------------------     ----------       ---------------   ----------
January 1, 2004                            5,000,000        $      500        $    4,830       $   (5,184)       $      146

Net loss for three months ended,                                                                     (146)             (146)
  March 31, 2004
                                          ----------        ----------        ----------       ----------        ----------

BALANCE, MARCH 31, 2004 (UNAUDITED)        5,000,000        $      500        $    4,830       $   (5,330)       $       --
                                          ==========        ==========        ==========       ==========        ==========


            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For The        For The        For The
                                                                 Three          Three       Period From
                                                                 Months         Months      June 7, 1999
                                                                 Ended          Ended      (inception) to
                                                                March 31,      March 31,      March 31,
                                                                  2004           2003          2004
                                                                 -------        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                                        $  (146)       $    --       $(5,330)
                                                                 -------        -------       -------

        Cash Used In Operating Activities                           (146)            --        (5,330)
                                                                 -------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                             --             --           500
     Due to related party                                         (1,419)         1,419         4,830
                                                                 -------        -------       -------
          Net Cash Provided (Used) By Financing Activities        (1,419)         1,419         5,330
                                                                 -------        -------       -------

INCREASE (DECREASE) IN CASH                                       (1,565)         1,419            --

CASH - BEGINNING OF PERIOD                                         1,565            146            --
                                                                 -------        -------       -------

CASH - END OF PERIOD                                             $    --        $ 1,565       $    --
                                                                 =======        =======       =======

            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2004 (UNAUDITED)

NOTE 1.  BUSINESS OPERATIONS AND RECENT ACCOUNTING
         PROUNCEMENTS.

ORGANIZATION AND BUSINESS OPERATIONS

Baroque Corporation ("we" or "our") (A wholly-owned subsidiary of Quik-Pix, Inc and a development stage company) was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business (see Note 2). At March 31, 2004, we had not yet commenced any formal business operations and all activity to date relates to our formation.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of our Company for the respective periods being presented.

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

LOSS PER COMMON SHARE

We report earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares available.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF MARCH 31,2004 (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. We are evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 "46R" that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. We are not currently participating in, or invested in any VIEs, as defined in FIN 46R.

NOTE 2.  SUBSEQUENT EVENT.

On December 7, 2004, we entered into a letter of intent to acquire all of the assets of Global Food Technologies, Inc., a corporation ("GFT") for which we intend to distribute an amount of shares equal to ninety-seven percent (97%) of our total issued and outstanding capital stock to the shareholders of GFT. We anticipate that the transaction will qualify as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended. The Transaction will result in a change of control of our Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be taken into serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as a blank check company and an issuer of penny stocks. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

PLAN OF OPERATION.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of being a publicly-reporting corporation.

We will not limit our efforts to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of our discretion to search for and enter into one or more potential business opportunities. On December 7, 2004, we entered into a letter of intent to acquire all of the assets of Global Food Technologies, Inc., a corporation ("GFT") for which we intend to distribute an amount of shares equal to ninety-seven percent (97%) of our total issued and outstanding capital stock to the shareholders of GFT. We anticipate that the transaction will qualify as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended. The Transaction will result in a change of control of our Company.

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

RESULTS OF OPERATION.

During the period from June 7, 1999 (inception) through March 31, 2004, we have engaged in no significant operations other than organizational activities, preparation for registration of our securities under the Exchange Act, and issuance of shares to our sole shareholder. No revenues were received by us during this entire period.

For the period covered under this report, we incurred a loss as a result of organizational expenses, expenses associated with registration under the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is actually completed with an acquisition candidate, we will generate no revenues (other than possible interest income), and we may continue to operate at a loss even after completing a business transaction, depending upon the performance of the acquired business and its financial condition at and after the completion of any such transaction.

LIQUIDITY AND FINANCIAL RESOURCES

Since the date of our incorporation, we have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of March 31, 2004 reflects no current or total assets.

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


In addition, paragraphs 7(a) and 23(a) of SFAS 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Although we do not participate in such transactions at this time, we are currently evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.


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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and believe that our disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

We currently are not a party to any legal proceedings and, to the best of our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
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

99.1                Correspondence dated November 4, 1999 from Lee W. Cassidy
                     to Peggy Fisher (Securities and Exchange Commission)(2)


*    Filed herewith.

(1) Filed as an exhibit to a registration statement on Form 10-SB on June 17, 1999.

(2) Filed as an exhibit to a registration statement on Form 10-SB originally filed on June 17, 1999 and as amended on November 8, 1999.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAROQUE CORPORATION

Date:     February ___, 2005

By:   /s/Stephen J. Fryer
      ----------------------------------
         STEPHEN J. FRYER
         CHIEF EXECUTIVE OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)


By:   /s/Robert Dietrich
      ----------------------------------
         ROBERT DIETRICH
         CHIEF FINANCIAL OFFICER
         (PRINCIPAL FINANCIAL OFFICER)