Form 10QSB
period 2004-06-30
BAROQUE CORP
filed 2005-02-11
CIK 1088796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended : JUNE 30, 2004

[_]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period __________to_________

                         Commission File Number 0-26407

                              BAROQUE CORPORATION

       (Exact name of small business issuer as specified in its charter)

          DELAWARE                                         52-2174897
 ----------------------------                  ---------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                           7050 Village Drive, Suite F
                          Buena Park, California 90621
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (714) 522-8255

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 shares of $.0001 par value common stock as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               BAROQUE CORPORATION

                                      INDEX

                        [TO BE FINALIZED PRIOR TO FILING]

PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      CONDENSED BALANCE SHEETS...............................................3
      CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED).........................4
      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
        SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)...........................5
      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED).........................6
      NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)..........7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........9
   ITEM 3. CONTROLS AND PROCEDURES...........................................12
PART II - OTHER INFORMATION..................................................13
   ITEM 1.  LEGAL  PROCEEDINGS...............................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13
   ITEM 5.  OTHER INFORMATION................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................13
SIGNATURES...................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                JUNE 30,    DECEMBER 31
                                                                                 2004          2003
                                                                               -------        -------
                                                                             (UNAUDITED)
                                                                               -------        -------
CURRENT ASSETS
Cash                                                                           $    --        $ 1,565
                                                                               -------        -------
     Total Current Assets                                                                       1,565
                                                                               =======        =======
TOTAL ASSETS                                                                   $    --        $ 1,565
                                                                               =======        =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Due to Parent, Quik-Pix, Inc.                                                  $    --        $ 1,419
                                                                               -------        -------
     Total Current Liabilities                                                      --          1,419
                                                                               -------        -------
TOTAL LIABILITIES                                                                   --          1,419
                                                                               -------        -------

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized, no shares
issued and outstanding                                                              --             --
Common Stock, $.0001 par value, 100,000,000 shares authorized, 5,000,000
shares issued and outstanding                                                      500            500
Additional paid-in capital                                                       4,830          4,830
Deficit accumulated during development stage                                    (5,330)        (5,184)
                                                                               -------        -------
     Total Stockholder's Equity                                                     --            146
                                                                               -------        -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                                          $    --        $ 1,565
                                                                               =======        =======



            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            FOR THE PERIOD
                                                                                    FOR THE                   FROM JUNE 7,
                                               FOR THE                          SIX MONTHS ENDED            1999 (INCEPTION)
                                      THREE MONTHS ENDED JUNE 30,                   JUNE 30,                  TO JUNE 30,
                                     -----------------------------       ------------------------------       -----------
                                        2004              2003              2004               2003              2004
                                     -----------       -----------       -----------        -----------       -----------
Revenues                             $        --       $        --       $        --        $                 $        --

Expenses
   Executive services                         --                --                --                 --             3,500
      contributed by president
   Organization expense                       --                --                --                 --               580
   Professional fees                          --                --                --                 --               750
   Miscellaneous expenses                     --                --               146                 --               500
                                     -----------       -----------       -----------        -----------       -----------
     Total Expenses                           --                --               146                 --             5,330
                                     -----------       -----------       -----------        -----------       -----------

NET LOSS                             $        --       $        --       $      (146)       $        --       $    (5,330)
                                     ===========       ===========       ===========        ===========       ===========

NET LOSS PER SHARE-

BASIC AND DILUTED                             --                --                --                 --
                                     ===========       ===========       ===========        ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING-BASIC
 AND DILUTED                           5,000,000         5,000,000         5,000,000          5,000,000
                                     ===========       ===========       ===========        ===========


            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                         Deficit
                                                                                       Accumulated
                                                                        Additional       During
                                           Common Stock Issued           Paid-In       Development
                                         Shares           Amount         Capital          Stage            Total
                                         ---------       ---------       ---------       ---------        ---------
January 1, 2004                          5,000,000       $     500       $   4,830       $  (5,184)       $     146

Net loss for the six months ended,
 June 30, 2004
                                                                                              (146)            (146)
                                         ---------       ---------       ---------       ---------        ---------

BALANCE, JUNE 30, 2004
(unaudited))                             5,000,000       $     500       $   4,830       $  (5,330)       $       0
                                         =========       =========       =========       =========        =========




            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE PERIOD
                                                               FOR THE SIX   FOR THE SIX   FROM JUNE 7, 1999
                                                               MONTHS ENDED  MONTHS ENDED   (INCEPTION) TO
                                                              JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004
                                                              -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                        $  (146)       $    --       $(5,330)
                                                                 -------        -------       -------

      Cash Used in Operating Activities                             (146)            --        (5,330)
                                                                 -------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                                                         500
     Due to related party                                         (1,419)         1,419         4,830
                                                                 -------        -------       -------

          Net Cash Provided (Used) By Financing Activities        (1,419)         1,419         5,330
                                                                 -------        -------       -------

INCREASE (DECREASE) IN CASH                                       (1,565)         1,419            --

CASH - BEGINNING OF PERIOD                                         1,565            146            --
                                                                 -------        -------       -------

CASH - END OF PERIOD                                             $    --        $ 1,565       $    --
                                                                 =======        =======       =======




            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               AS OF JUNE 30, 2004 (UNAUDITED)AS OF JUNE 30, 2004

NOTE 1.  BUSINESS OPERATIONS AND RECENT ACCOUNTING
         PROUNCEMENTS.

ORGANIZATION AND BUSINESS OPERATIONS

Baroque Corporation ("we" or "our") (A wholly-owned subsidiary of Quik-Pix, Inc and a development stage company) was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business (see Note 2). At June 30, 2004, we had not yet commenced any formal business operations and all activity to date relates to our formation.

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

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         AS OF JUNE 30,2004 (UNAUDITED)

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

PLAN OF OPERATION.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of being a publicly-reporting corporation. (See Note 2 to the Condensed Financial Statements).

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

RESULTS OF OPERATION.

During the period from June 7, 1999 (inception) through June 30, 2004, we have engaged in no significant operations other than organizational activities, preparation for registration of our securities under the Exchange Act, and issuance of shares to our sole shareholder. No revenues were received by us during this entire period.

For the current period covered under this report, we incurred a loss as a result of organizational expenses, expenses associated with registration under the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is actually completed with an acquisition candidate, we will generate no revenues (other than possible interest income), and we may continue to operate at a loss even after completing a business transaction, depending upon the performance of the acquired business and its financial condition at and after the completion of any such transaction.

LIQUIDITY AND FINANCIAL RESOURCES

Since the date of our incorporation, we have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of June 30, 2004 reflects no current or total assets.

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


In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105 "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to June 30, 2004 and should also be applied to existing instruments as appropriate. As of the date hereof, we have not yet completed our evaluation of SAB 105, but we do not anticipate a material impact on our financial statements.

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

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and believe that our disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

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