Form 10QSB
period 2004-09-30
BAROQUE CORP
filed 2005-02-11
CIK 1088796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended : SEPTEMBER 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,000,000 shares of $.0001 par value common stock as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               BAROQUE CORPORATION

                                      INDEX

                        [TO BE FINALIZED PRIOR TO FILING]

PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      CONDENSED BALANCE SHEETS................................................3
      CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)..........................4
      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
        NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)......................5
      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)..........................6
      NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 (UNAUDITED)......7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........9
   ITEM 3. CONTROLS AND PROCEDURES............................................12
PART II - OTHER INFORMATION...................................................13
   ITEM 1.  LEGAL  PROCEEDINGS................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
   ITEM 5.  OTHER INFORMATION.................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................13
SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                               BAROQUE CORPORATION

                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                  SEPTEMBER 30,       DECEMBER 31
                                                                                     2004                 2003
                                                                                  -------------       -----------
                                                                                   (UNAUDITED)
                                                                                  -------------       -----------
CURRENT ASSETS
Cash                                                                                $    --             $ 1,565
                                                                                    -------             -------
     Total Current Assets                                                                                 1,565
                                                                                    =======             =======
TOTAL ASSETS                                                                        $    --             $ 1,565
                                                                                    =======             =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Due to Parent, Quik-Pix, Inc.                                                       $    --             $ 1,419
                                                                                    -------             -------
     Total Current Liabilities                                                           --               1,419
                                                                                    -------             -------
TOTAL LIABILITIES                                                                        --               1,419
                                                                                    -------             -------

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized, no shares
 issued and outstanding                                                                  --                  --
Common Stock, $.0001 par value, 100,000,000 shares authorized, 5,000,000
shares issued and outstanding                                                           500                 500
Additional paid-in capital                                                            4,830               4,830
Deficit accumulated during development stage                                         (5,330)             (5,184)
                                                                                    -------             -------
     Total Stockholder's Equity                                                          --                 146
                                                                                    -------             -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                                               $    --             $ 1,565
                                                                                    =======             =======



            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    FOR THE PERIOD
                                                       FOR THE                              FOR THE                   FROM JUNE 7,
                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED          1999 (INCEPTION)
                                                    SEPTEMBER 30,                          SEPTEMBER 30,           TO SEPTEMBER 30,
                                          ------------------------------------------------------------------------------------------
                                                 2004             2003                2004                2003           2004
                                          ------------------------------------------------------------------------------------------
Revenues                                  $      --            $      --            $      --            $              $        --

Expenses

   Executive services                            --                   --                   --                   --            3,500
      contributed by president
   Organization expense                          --                   --                   --                   --              580
   Professional fees                             --                   --                   --                   --              750
   Miscellaneous expenses                        --                   --                  146                   --              500
                                          ---------            ---------            ---------            ---------      -----------
     Total Expenses                              --                   --                  146                   --            5,330
                                          ---------            ---------            ---------            ---------      -----------

NET LOSS                                  $      --            $      --            $    (146)           $      --      $    (5,330)
                                          =========            =========            =========            =========      ===========

NET LOSS PER SHARE-
BASIC AND DILUTED                         $      --            $      --            $      --            $      --
                                          =========            =========            =========            =========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING-BASIC
 AND DILUTED                              5,000,000            5,000,000            5,000,000            5,000,000
                                          =========            =========            =========            =========



             See accompanying notes to condensed financial statement

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                         Deficit
                                                                                       Accumulated
                                                                        Additional       During
                                           Common Stock Issued           Paid-In       Development
                                         Shares           Amount         Capital          Stage            Total
                                         ---------       ---------       ---------       ---------        ---------
January 1, 2004                          5,000,000       $     500       $   4,830       $  (5,184)       $     146

Net loss for the  nine months
ended, September 30, 2004
                                                                                              (146)            (146)
                                         ---------       ---------       ---------       ---------        ---------
BALANCE, SEPTEMBER 30, 2004
(unaudited)
                                         5,000,000       $     500       $   4,830       $  (5,330)       $       0
                                         =========       =========       =========       =========        =========


            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        FOR THE PERIOD
                                                                   FOR THE NINE        FOR THE NINE    FROM JUNE 7, 1999
                                                                   MONTHS ENDED        MONTHS ENDED      (INCEPTION) TO
                                                                SEPTEMBER 30, 2004  SEPTEMBER 30, 2003  SEPTEMBER 30, 2004
                                                                ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                             $  (146)            $    --            $(5,330)
                                                                      -------             -------            -------
      Cash Used In Operating Activities                                  (146)                 --             (5,330)
                                                                      -------             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                                        500
     Due to related party                                              (1,419)              1,419              4,830
                                                                      -------             -------            -------
          Net Cash Provided (Used) By Financing Activities             (1,419)              1,419              5,330
                                                                      -------             -------            -------
INCREASE (DECREASE) IN CASH                                            (1,565)              1,419                 --
CASH - BEGINNING OF PERIOD                                              1,565                 146                 --
                                                                      -------             -------            -------
CASH - END OF PERIOD                                                  $    --             $ 1,565            $    --
                                                                      =======             =======            =======



            See accompanying notes to condensed financial statements

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
          AS OF SEPTEMBER 30, 2004 (UNAUDITED)AS OF SEPTEMBER 30, 2004

NOTE 1.  BUSINESS OPERATIONS AND RECENT ACCOUNTING
         PROUNCEMENTS.

ORGANIZATION AND BUSINESS OPERATIONS

Baroque Corporation ("we" or "our") (A wholly-owned subsidiary of Quik-Pix, Inc and a development stage company) was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business (see Note 2). At September 30, 2004 we had not yet commenced any formal business operations and all activity to date relates to our formation.

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

                               BAROQUE CORPORATION
                  (A WHOLLY-OWNED SUBSIDIARY OF QUIK-PIX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)

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

RESULTS OF OPERATION.

During the period from June 7, 1999 (inception) through September 30, 2004, we have engaged in no significant operations other than organizational activities, preparation for registration of our securities under the Exchange Act, and issuance of shares to our sole shareholder. No revenues were received by us during this entire period.

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

LIQUIDITY AND FINANCIAL RESOURCES

Since the date of our incorporation, we have experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of September 30, 2004 reflects no current or total assets.

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

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and believe that our disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2004.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2004.

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